Form 10-K
period 2006-12-31
Popular ABS Mortgage Pass-Through Trust 2006-A
filed 2007-03-30
CIK 1349315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

333-115371-13
(Commission File Number of Issuing Entity)

Popular ABS Mortgage Pass-Through Trust 2006-A
(Exact name of Issuing Entity as specified in its charter)

333-115371
(Commission File Number of Depositor)

Popular ABS, Inc.
(Exact name of Depositor as specified in its charter)

Equity One, Inc.
(Exact name of Sponsor as specified in its charter)

Delaware	52-2029487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
103 Springer Building, 3411 Silverside Road, Wilmington, Delaware	19803
(Address of principal executive offices)	(Zip Code)

(302) 478-6160
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐*

*a Form 15 for this transaction was filed on January 26, 2007.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐*

*the closing date for the transaction was January 31, 2006.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not Applicable to Registrant.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable to Registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

PART I

Item 1.           Business

Omitted pursuant to General Instruction J to Form 10-K.

Item 1A.           Risk Factors

Omitted pursuant to General Instruction J to Form 10-K.

Item 1B.           Unresolved Staff Comments

Not Applicable.

Item 2.           Properties

Omitted pursuant to General Instruction J to Form 10-K.

Item 3.           Legal Proceedings

Omitted pursuant to General Instruction J to Form 10-K.

Item 4.           Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction J to Form 10-K.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Omitted pursuant to General Instruction J to Form 10-K.

Item 6.           Selected Financial Data

Omitted pursuant to General Instruction J to Form 10-K.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Omitted pursuant to General Instruction J to Form 10-K.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

Omitted pursuant to General Instruction J to Form 10-K.

Item 8.           Financial Statements and Supplementary Data

Omitted pursuant to General Instruction J to Form 10-K.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Omitted pursuant to General Instruction J to Form 10-K.

Item 9A.           Controls and Procedures

Omitted pursuant to General Instruction J to Form 10-K.

Item 9B.           Other Information

None.

PART III

Item 10.           Directors and Executive Officers of Registrant

Omitted pursuant to General Instruction J to Form 10-K.

Item 11.           Executive Compensation

Omitted pursuant to General Instruction J to Form 10-K.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction J to Form 10-K.

Item 13.           Certain Relationships and Related Transactions

Omitted pursuant to General Instruction J to Form 10-K.

Item 14.           Principal Accounting Fees and Services

Omitted pursuant to General Instruction J to Form 10-K.

PART IV

Item 15.           Exhibits and Financial Statement Schedules

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) See Item 15(b), below.

(b)  Exhibits Required by Item 601 of Regulation S-K.

Exhibit No.

4.1	Pooling and Servicing Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 99.1 of the issuing entity’s current report of Form 8-K filed February 2, 2006).

4.2	Master Agreement dated as of January 31, 2006 (incorporated by reference to Exhibit 99.3 of the issuing entity’s current report on Form 8-K filed on February 2, 2006).

10.1	Subservicing Agreement dated as of May 31, 2006 (incorporated by reference to Exhibit 99.1 of the issuing entity’s current report on Form 8-K filed on June 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Equity One, Inc.’s and Popular Mortgage Servicing, Inc.’s Management Report on Assessment of Compliance with Applicable Servicing Criteria.*

33.2	The Bank of New York’s and The Bank of New York Trust Company’s Assertion of Compliance with Applicable Servicing Criteria.

33.3	JPMorgan Chase Bank, National Association Management’s Report on Assessment of Compliance with Applicable Servicing Criteria.

33.4	JPMorgan Chase Bank, National Association Management’s Report on Assessment of Compliance with Applicable Servicing Criteria.

33.5	JPMorgan Chase Bank, National Association Management’s Report on Assessment of Compliance with Applicable Servicing Criteria.

33.6	ZC Sterling Insurance Agency, Inc.’s Report on Assessment of Compliance with Securities and Exchange Commission’s Regulation AB Servicing Criteria.

33.7	ZC Real Estate Tax Solutions Limited’s Report on Assessment of Compliance with Securities and Exchange Commission’s Regulation AB Servicing Criteria.

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.2	Report of Independent Registered Public Accounting Firm
(Ernst & Young, LLP).

34.3	Report of Independent Registered Public Accounting Firm
(PricewaterhouseCoopers LLP).

34.4	Report of Independent Registered Public Accounting Firm
(PricewaterhouseCoopers LLP).

34.5	Report of Independent Registered Public Accounting Firm
(PricewaterhouseCoopers LLP).

34.6	Report of Independent Registered Public Accounting Firm
(Ernst & Young, LLP).

34.7	Report of Independent Registered Public Accounting Firm
(Ernst & Young, LLP).

35.1	Servicing Compliance Statement of Equity One, Inc.

35.2	Servicing Compliance Statement of Popular Mortgage Servicing, Inc.

*Explanatory Note:

Effective as of 11:59 p.m. on May 31, 2006, Equity One, Inc., a Delaware corporation transferred substantially all of its mortgage servicing operations and business to Popular Mortgage Servicing Inc., a Delaware corporation, which, like Equity One, Inc. is a wholly owned subsidiary of Popular Financial Holdings, Inc., a Delaware corporation. Popular Mortgage Servicing Inc. utilizes substantially the same personnel, servicing platform and servicing policies and procedures as had been historically utilized by Equity One, Inc. Prior to 11:59 p.m. on May 31, 2006, Popular Mortgage Servicing Inc. was not engaged in any material mortgage loan servicing activity. Accordingly, Equity One, Inc. is meeting its servicing obligations under the transactions covered by this report entirely through its contractual subservicing arrangement with Popular Mortgage Servicing Inc. Notwithstanding Equity One, Inc.’s subservicing arrangement with Popular Mortgage Servicing Inc., Equity One, Inc. remains contractually liable for its servicing duties and obligations as if it alone was acting as such servicer.

(c) Not Applicable

Substitute Information provided in accordance with General Instruction J to Form 10-K

Item 1112(b) of Regulation AB.           Significant Obligors of Pool Assets

None.

Item 1114(b)(2) of Regulation AB.           Credit Enhancement and Other Support, except for certain derivatives instruments

None.

Item 1115(b)(2) of Regulation AB.           Certain Derivatives Instruments

None.

Item 1117 of Regulation AB.           Legal Proceedings

As to each of (a) Equity One, Inc., a Delaware corporation, as sponsor (in such capacity, the “Sponsor”), (b) Equity One, Inc., a Delaware corporation, Popular Financial Funding, LLC, a Delaware limited liability company, Equity One, Inc., a Minnesota corporation, Equity One, Incorporated, a Pennsylvania corporation and Popular Financial Services, LLC, a Delaware limited liability company, as sellers (in such capacity, each a “Seller” and collectively, the “Sellers”), (c) Equity One, Inc., a Delaware corporation, as servicer (in such capacity, the “Servicer”) and Popular Mortgage Servicing, Inc., a Delaware corporation, as a subservicer (the “Subservicer”), (d) Popular ABS, Inc., a Delaware corporation, as depositor (the “Depositor”), (e) the issuing entity referred to in this report and (f) The Bank of New York, as successor trustee to JPMorgan Chase Bank, N.A., there are no material pending legal or other proceedings involving such party that, individually or in the aggregate as to that party, would have a material adverse impact on holders of the securities covered by this report.

One or more of the Sellers, the Sponsor, the Servicer or the Subservicer may currently be parties to various legal proceedings arising from time to time in the ordinary course of their businesses, some of which may purport to be class actions. Based on information currently available, it is the opinion of each of these parties that the eventual outcome of any currently pending legal proceeding, individually or in the aggregate as to that party, will not have a material adverse effect on that party’s ability to perform its obligations in relation to the mortgage loans underlying the securities covered by this report. No assurance, however, can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on the Sellers, the Sponsor, the Servicer or the Subservicer. Any such unfavorable outcome with respect to the Servicer or the Subservicer could adversely affect the ability of the Servicer or the Subservicer to perform its servicing duties with respect to the mortgage loans underlying the securities covered by this report and potentially lead to the replacement of such party with a successor servicer.

1119 of Regulation AB.           Affiliations and Certain Relationships and Related Transactions

The Bank of New York, successor trustee to JPMorgan Chase Bank, N.A., is not affiliated with any of the parties specified in Item 1119 of Regulation AB.

The Subservicer and the Servicer are both wholly owned subsidiaries of Popular Financial Holdings Inc., a Delaware corporation. As such, the Subservicer is affiliated with the Servicer, the Sellers, the Sponsor and the Depositor.

Item 1122 of Regulation AB.           Compliance with Applicable Servicing Criteria

(a)           See Exhibit Nos. 33.1 through 33.7 of Item 15(b), above.

(b)           See Exhibit Nos. 34.1 through 34.7 of Item 15(b), above.

(c)           Equity One, Inc., a Delaware Corporation and Popular Mortgage Servicing, Inc., a Delaware Corporation have assessed their compliance with the applicable servicing criteria for the Reporting Period and have identified material instances of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(vii)(B) and 1122(d)(2)(vii)(D) with respect to the issuing entity. Specifically, Equity One, Inc. and Popular Mortgage Servicing, Inc. did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date and reconciling items were not resolved within 90 days of their original identification.

During the Reporting Period specified in Exhibit 33.3 attached to this report, JPMorgan Chase Bank, National Association has identified the following material instances of its noncompliance with the Applicable Servicing Criteria:

CFR Item 1122(d)(3)(i): Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented.

CFR Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

Item 1123 of Regulation AB.           Servicer Compliance Statement

See Exhibit Nos. 35.1 and 35.2 of Item 15(b), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPULAR ABS, INC.
(Depositor)

By:	/s/ Alberto Paracchini
Name: Alberto Paracchini
Title: Executive Vice President
and Chief Financial Officer

Date: March 29, 2007

Exhibit Index

Exhibit No.

4.1	Pooling and Servicing Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 99.1 of the issuing entity’s current report of Form 8-K filed February 2, 2006).

4.2	Master Agreement dated as of January 31, 2006 (incorporated by reference to Exhibit 99.3 of the issuing entity’s current report on Form 8-K filed on February 2, 2006).

10.1	Subservicing Agreement dated as of May 31, 2006 (incorporated by reference to Exhibit 99.1 of the issuing entity’s current report on Form 8-K filed on June 2, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Equity One, Inc.’s and Popular Mortgage Servicing, Inc.’s Management Report on Assessment of Compliance with Applicable Servicing Criteria.

33.2	The Bank of New York’s and The Bank of New York Trust Company’s Assertion of Compliance with Applicable Servicing Criteria.

33.3	JPMorgan Chase Bank, National Association Management’s Report on Assessment of Compliance with Applicable Servicing Criteria.

33.4	JPMorgan Chase Bank, National Association Management’s Report on Assessment of Compliance with Applicable Servicing Criteria.

33.5	JPMorgan Chase Bank, National Association Management’s Report on Assessment of Compliance with Applicable Servicing Criteria.

33.6	ZC Sterling Insurance Agency, Inc.’s Report on Assessment of Compliance with Securities and Exchange Commission’s Regulation AB Servicing Criteria.

33.7	ZC Real Estate Tax Solutions Limited’s Report on Assessment of Compliance with Securities and Exchange Commission’s Regulation AB Servicing Criteria.

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.2	Report of Independent Registered Public Accounting Firm
(Ernst & Young, LLP).

34.3	Report of Independent Registered Public Accounting Firm
(PricewaterhouseCoopers LLP).

34.4	Report of Independent Registered Public Accounting Firm
(PricewaterhouseCoopers LLP).

34.5	Report of Independent Registered Public Accounting Firm
(PricewaterhouseCoopers LLP).

34.6	Report of Independent Registered Public Accounting Firm
(Ernst & Young, LLP).

34.7	Report of Independent Registered Public Accounting Firm
(Ernst & Young, LLP).

35.1	Servicing Compliance Statement of Equity One, Inc.

35.2	Servicing Compliance Statement of Popular Mortgage Servicing, Inc.